Form 10-K
period 2025-12-31
BANK 2023-BNK46
filed 2026-03-17
CIK 1984262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the general master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the CX - 250 Water Street Mortgage Loan, the Brandon Mall Mortgage Loan and the Barbours Cut Port IOS Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the general master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the CX - 250 Water Street Mortgage Loan, the Brandon Mall Mortgage Loan and the Barbours Cut Port IOS Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each general master servicer under the Pooling and Servicing Agreement and each primary servicer of the Barbours Cut Port IOS Mortgage Loan, the Brandon Mall Mortgage Loan and the CX - 250 Water Street Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

From time to time, CWCapital Asset Management LLC, a Delaware limited liability company (“CWCAM”), is a party to lawsuits and other legal proceedings as part of its duties as a special servicer (e.g., enforcement of loan obligations) and/or arising in the ordinary course of business. Other than as set forth in the following paragraphs, there are currently no legal proceedings pending, and no legal proceedings known to be contemplated by governmental authorities, against CWCAM or of which any of its property is the subject, that are material to the certificateholders.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. Discovery (both fact and expert) concluded on March 1, 2024. CWCAM and CWCI filed a motion for summary judgment on March 29, 2024, seeking dismissal of all the claims in their entirety. On that same date, the plaintiff cross moved for summary judgment on one of the claims asserted against only CWCI. Oral argument on the parties’ summary judgment motions were heard on October 22, 2024. . On January 13, 2026, the court denied plaintiff’s motion for summary judgment and granted, in part, and denied, in part, the motion filed by CWCI and CWCAM. Specifically, the court dismissed the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. With respect to CWCI, the court dismissed two counts against CWCI in their entirety and dismissed portions of one count against CWCI. The only three counts that survived and remain in the case are against CWCI. The court severed the dismissed claims from the surviving claims. On January 22, 2026, CWCI and CWCAM submitted an order to the court, requesting that it direct the clerk’s office to enter judgment on the dismissed claims and that CWCAM be dismissed as a defendant from the action. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith.

On January 13, 2025, in the Supreme Court of the State of New York, ROC Debt Strategies II Bond Investments LLC (“Bridge Investment Group or “Bridge”), as Directing Certificateholder (“DCH”) filed suit against CWCapital Asset Management LLC (“CWCAM”), alleging breach of the subject Pooling and Servicing Agreement (“PSA”) and violation of the Servicing Standard while acting as special servicer for the FREMF 2016-KS06 pool. It is alleged that CWCAM was negligent in the servicing of a portfolio of 9 loans (the “Ranger Portfolio”) that were in special servicing starting in 2022. The suit demands unspecified compensatory damages and a Declaratory Judgment that CWCAM is not entitled to indemnification or payment for expenses from the Trust under the PSA. CWCAM disagrees vehemently with these allegations and a Motion to Dismiss was filed by CWCAM on March 14, 2025. The motion has been fully briefed and a hearing was held on August 25, 2025 While that motion was pending, the parties reached a business resolution and by stipulation the lawsuit was dismissed with prejudice on January 22, 2026.

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

33.1         Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as General Master Servicer on and after March 1, 2025

33.3         National Cooperative Bank, N.A., as Co-op Master Servicer

33.4         LNR Partners, LLC, as General Special Servicer

33.5         National Cooperative Bank, N.A., as Co-op Special Servicer (see Exhibit 33.3)

33.6         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.7         Computershare Trust Company, National Association, as Certificate Administrator

33.8         Computershare Trust Company, National Association, as Custodian

33.9         Park Bridge Lender Services LLC, as Operating Advisor

33.10       CoreLogic Solutions, LLC, as Servicing Function Participant

33.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.12       Wells Fargo Bank, National Association, as Primary Servicer of the 1201 Third Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.13       Trimont LLC, as Primary Servicer of the 1201 Third Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.14       LNR Partners, LLC, as Special Servicer of the 1201 Third Avenue Mortgage Loan (see Exhibit 33.4)

33.15       Wilmington Trust, National Association, as Trustee of the 1201 Third Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.16       Computershare Trust Company, National Association, as Custodian of the 1201 Third Avenue Mortgage Loan (see Exhibit 33.8)

33.17       Park Bridge Lender Services LLC, as Operating Advisor of the 1201 Third Avenue Mortgage Loan (see Exhibit 33.9)

33.18       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1201 Third Avenue Mortgage Loan (see Exhibit 33.10)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Commerce Square Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.20       Trimont LLC, as Primary Servicer of the One & Two Commerce Square Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.21       LNR Partners, LLC, as Special Servicer of the One & Two Commerce Square Mortgage Loan (see Exhibit 33.4)

33.22       Wilmington Trust, National Association, as Trustee of the One & Two Commerce Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Computershare Trust Company, National Association, as Custodian of the One & Two Commerce Square Mortgage Loan (see Exhibit 33.8)

33.24       Park Bridge Lender Services LLC, as Operating Advisor of the One & Two Commerce Square Mortgage Loan (see Exhibit 33.9)

33.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the One & Two Commerce Square Mortgage Loan (see Exhibit 33.10)

33.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1825 K Street NW Mortgage Loan (see Exhibit 33.11)

33.27       LNR Partners, LLC, as Special Servicer of the 1825 K Street NW Mortgage Loan (see Exhibit 33.4)

33.28       Wilmington Trust, National Association, as Trustee of the 1825 K Street NW Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Computershare Trust Company, National Association, as Custodian of the 1825 K Street NW Mortgage Loan (see Exhibit 33.8)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the 1825 K Street NW Mortgage Loan (see Exhibit 33.9)

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cumberland Mall Mortgage Loan (see Exhibit 33.11)

33.32       3650 REIT Loan Servicing LLC, as Special Servicer of the Cumberland Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Computershare Trust Company, National Association, as Trustee of the Cumberland Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Computershare Trust Company, National Association, as Custodian of the Cumberland Mall Mortgage Loan (see Exhibit 33.8)

33.35       BellOak, LLC, as Operating Advisor of the Cumberland Mall Mortgage Loan

33.36       Wells Fargo Bank, National Association, as Primary Servicer of the Barbours Cut Port IOS Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.37       Trimont LLC, as Primary Servicer of the Barbours Cut Port IOS Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.38       Argentic Services Company LP, as Special Servicer of the Barbours Cut Port IOS Mortgage Loan

33.39       Computershare Trust Company, National Association, as Trustee of the Barbours Cut Port IOS Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Computershare Trust Company, National Association, as Custodian of the Barbours Cut Port IOS Mortgage Loan (see Exhibit 33.8)

33.41       Pentalpha Surveillance LLC, as Operating Advisor of the Barbours Cut Port IOS Mortgage Loan

33.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the Barbours Cut Port IOS Mortgage Loan (see Exhibit 33.10)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the Brandon Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.44       Trimont LLC, as Primary Servicer of the Brandon Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.45       CWCapital Asset Management LLC, as Special Servicer of the Brandon Mall Mortgage Loan

33.46       Computershare Trust Company, National Association, as Trustee of the Brandon Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Computershare Trust Company, National Association, as Custodian of the Brandon Mall Mortgage Loan (see Exhibit 33.8)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the Brandon Mall Mortgage Loan (see Exhibit 33.9)

33.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Brandon Mall Mortgage Loan (see Exhibit 33.10)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Soho Beach House Miami Mortgage Loan (see Exhibit 33.11)

33.51       K-Star Asset Management LLC, as Special Servicer of the Soho Beach House Miami Mortgage Loan

33.52       Computershare Trust Company, National Association, as Trustee of the Soho Beach House Miami Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Computershare Trust Company, National Association, as Custodian of the Soho Beach House Miami Mortgage Loan (see Exhibit 33.8)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the Soho Beach House Miami Mortgage Loan (see Exhibit 33.9)

33.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Seagate Campus Mortgage Loan (see Exhibit 33.11)

33.56       K-Star Asset Management LLC, as Special Servicer of the Seagate Campus Mortgage Loan (see Exhibit 33.51)

33.57       Computershare Trust Company, National Association, as Trustee of the Seagate Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Computershare Trust Company, National Association, as Custodian of the Seagate Campus Mortgage Loan (see Exhibit 33.8)

33.59       Park Bridge Lender Services LLC, as Operating Advisor of the Seagate Campus Mortgage Loan (see Exhibit 33.9)

33.60       Wells Fargo Bank, National Association, as Primary Servicer of the CX - 250 Water Street Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.61       Trimont LLC, as Primary Servicer of the CX - 250 Water Street Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.62       Argentic Services Company LP, as Special Servicer of the CX - 250 Water Street Mortgage Loan (see Exhibit 33.38)

33.63       Computershare Trust Company, National Association, as Trustee of the CX - 250 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Computershare Trust Company, National Association, as Custodian of the CX - 250 Water Street Mortgage Loan (see Exhibit 33.8)

33.65       BellOak, LLC, as Operating Advisor of the CX - 250 Water Street Mortgage Loan (see Exhibit 33.35)

33.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the CX - 250 Water Street Mortgage Loan (see Exhibit 33.10)

33.67       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.11)

33.68       LNR Partners, LLC, as Special Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.4)

33.69       Computershare Trust Company, National Association, as Trustee of the Fashion Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Computershare Trust Company, National Association, as Custodian of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.8)

33.71       Pentalpha Surveillance LLC, as Operating Advisor of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.41)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as General Master Servicer on and after March 1, 2025

34.3         National Cooperative Bank, N.A., as Co-op Master Servicer

34.4         LNR Partners, LLC, as General Special Servicer

34.5         National Cooperative Bank, N.A., as Co-op Special Servicer (see Exhibit 34.3)

34.6         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.7         Computershare Trust Company, National Association, as Certificate Administrator

34.8         Computershare Trust Company, National Association, as Custodian

34.9         Park Bridge Lender Services LLC, as Operating Advisor

34.10       CoreLogic Solutions, LLC, as Servicing Function Participant

34.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.12       Wells Fargo Bank, National Association, as Primary Servicer of the 1201 Third Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.13       Trimont LLC, as Primary Servicer of the 1201 Third Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.14       LNR Partners, LLC, as Special Servicer of the 1201 Third Avenue Mortgage Loan (see Exhibit 34.4)

34.15       Wilmington Trust, National Association, as Trustee of the 1201 Third Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.16       Computershare Trust Company, National Association, as Custodian of the 1201 Third Avenue Mortgage Loan (see Exhibit 34.8)

34.17       Park Bridge Lender Services LLC, as Operating Advisor of the 1201 Third Avenue Mortgage Loan (see Exhibit 34.9)

34.18       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1201 Third Avenue Mortgage Loan (see Exhibit 34.10)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Commerce Square Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.20       Trimont LLC, as Primary Servicer of the One & Two Commerce Square Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.21       LNR Partners, LLC, as Special Servicer of the One & Two Commerce Square Mortgage Loan (see Exhibit 34.4)

34.22       Wilmington Trust, National Association, as Trustee of the One & Two Commerce Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Computershare Trust Company, National Association, as Custodian of the One & Two Commerce Square Mortgage Loan (see Exhibit 34.8)

34.24       Park Bridge Lender Services LLC, as Operating Advisor of the One & Two Commerce Square Mortgage Loan (see Exhibit 34.9)

34.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the One & Two Commerce Square Mortgage Loan (see Exhibit 34.10)

34.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1825 K Street NW Mortgage Loan (see Exhibit 34.11)

34.27       LNR Partners, LLC, as Special Servicer of the 1825 K Street NW Mortgage Loan (see Exhibit 34.4)

34.28       Wilmington Trust, National Association, as Trustee of the 1825 K Street NW Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Computershare Trust Company, National Association, as Custodian of the 1825 K Street NW Mortgage Loan (see Exhibit 34.8)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the 1825 K Street NW Mortgage Loan (see Exhibit 34.9)

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cumberland Mall Mortgage Loan (see Exhibit 34.11)

34.32       3650 REIT Loan Servicing LLC, as Special Servicer of the Cumberland Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Computershare Trust Company, National Association, as Trustee of the Cumberland Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Computershare Trust Company, National Association, as Custodian of the Cumberland Mall Mortgage Loan (see Exhibit 34.8)

34.35       BellOak, LLC, as Operating Advisor of the Cumberland Mall Mortgage Loan

34.36       Wells Fargo Bank, National Association, as Primary Servicer of the Barbours Cut Port IOS Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.37       Trimont LLC, as Primary Servicer of the Barbours Cut Port IOS Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.38       Argentic Services Company LP, as Special Servicer of the Barbours Cut Port IOS Mortgage Loan

34.39       Computershare Trust Company, National Association, as Trustee of the Barbours Cut Port IOS Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Computershare Trust Company, National Association, as Custodian of the Barbours Cut Port IOS Mortgage Loan (see Exhibit 34.8)

34.41       Pentalpha Surveillance LLC, as Operating Advisor of the Barbours Cut Port IOS Mortgage Loan

34.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the Barbours Cut Port IOS Mortgage Loan (see Exhibit 34.10)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the Brandon Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.44       Trimont LLC, as Primary Servicer of the Brandon Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.45       CWCapital Asset Management LLC, as Special Servicer of the Brandon Mall Mortgage Loan

34.46       Computershare Trust Company, National Association, as Trustee of the Brandon Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Computershare Trust Company, National Association, as Custodian of the Brandon Mall Mortgage Loan (see Exhibit 34.8)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the Brandon Mall Mortgage Loan (see Exhibit 34.9)

34.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Brandon Mall Mortgage Loan (see Exhibit 34.10)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Soho Beach House Miami Mortgage Loan (see Exhibit 34.11)

34.51       K-Star Asset Management LLC, as Special Servicer of the Soho Beach House Miami Mortgage Loan

34.52       Computershare Trust Company, National Association, as Trustee of the Soho Beach House Miami Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Computershare Trust Company, National Association, as Custodian of the Soho Beach House Miami Mortgage Loan (see Exhibit 34.8)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the Soho Beach House Miami Mortgage Loan (see Exhibit 34.9)

34.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Seagate Campus Mortgage Loan (see Exhibit 34.11)

34.56       K-Star Asset Management LLC, as Special Servicer of the Seagate Campus Mortgage Loan (see Exhibit 34.51)

34.57       Computershare Trust Company, National Association, as Trustee of the Seagate Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Computershare Trust Company, National Association, as Custodian of the Seagate Campus Mortgage Loan (see Exhibit 34.8)

34.59       Park Bridge Lender Services LLC, as Operating Advisor of the Seagate Campus Mortgage Loan (see Exhibit 34.9)

34.60       Wells Fargo Bank, National Association, as Primary Servicer of the CX - 250 Water Street Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.61       Trimont LLC, as Primary Servicer of the CX - 250 Water Street Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.62       Argentic Services Company LP, as Special Servicer of the CX - 250 Water Street Mortgage Loan (see Exhibit 34.38)

34.63       Computershare Trust Company, National Association, as Trustee of the CX - 250 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Computershare Trust Company, National Association, as Custodian of the CX - 250 Water Street Mortgage Loan (see Exhibit 34.8)

34.65       BellOak, LLC, as Operating Advisor of the CX - 250 Water Street Mortgage Loan (see Exhibit 34.35)

34.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the CX - 250 Water Street Mortgage Loan (see Exhibit 34.10)

34.67       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.11)

34.68       LNR Partners, LLC, as Special Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.4)

34.69       Computershare Trust Company, National Association, as Trustee of the Fashion Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Computershare Trust Company, National Association, as Custodian of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.8)

34.71       Pentalpha Surveillance LLC, as Operating Advisor of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.41)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as General Master Servicer on and after March 1, 2025

35.3         National Cooperative Bank, N.A., as Co-op Master Servicer

35.4         LNR Partners, LLC, as General Special Servicer

35.5         National Cooperative Bank, N.A., as Co-op Special Servicer (see Exhibit 35.3)

35.6         Computershare Trust Company, National Association, as Certificate Administrator

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the 1201 Third Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.9         Trimont LLC, as Primary Servicer of the 1201 Third Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.10         LNR Partners, LLC, as Special Servicer of the 1201 Third Avenue Mortgage Loan (see Exhibit 35.4)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Commerce Square Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.12       Trimont LLC, as Primary Servicer of the One & Two Commerce Square Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.13       LNR Partners, LLC, as Special Servicer of the One & Two Commerce Square Mortgage Loan (see Exhibit 35.4)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1825 K Street NW Mortgage Loan (see Exhibit 35.7)

35.15       LNR Partners, LLC, as Special Servicer of the 1825 K Street NW Mortgage Loan (see Exhibit 35.4)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cumberland Mall Mortgage Loan (see Exhibit 35.7)

35.17       3650 REIT Loan Servicing LLC, as Special Servicer of the Cumberland Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Barbours Cut Port IOS Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.19       Trimont LLC, as Primary Servicer of the Barbours Cut Port IOS Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.20       Argentic Services Company LP, as Special Servicer of the Barbours Cut Port IOS Mortgage Loan

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Brandon Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.22       Trimont LLC, as Primary Servicer of the Brandon Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.23       CWCapital Asset Management LLC, as Special Servicer of the Brandon Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Soho Beach House Miami Mortgage Loan (see Exhibit 35.7)

35.25       K-Star Asset Management LLC, as Special Servicer of the Soho Beach House Miami Mortgage Loan

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Seagate Campus Mortgage Loan (see Exhibit 35.7)

35.27       K-Star Asset Management LLC, as Special Servicer of the Seagate Campus Mortgage Loan (see Exhibit 35.25)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the CX - 250 Water Street Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.29       Trimont LLC, as Primary Servicer of the CX - 250 Water Street Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.30       Argentic Services Company LP, as Special Servicer of the CX - 250 Water Street Mortgage Loan (see Exhibit 35.20)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 35.7)

35.32       LNR Partners, LLC, as Special Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 35.4)

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

Date: March 17, 2026